Form 10QSB
period 2002-06-30
DAWN CAPITAL CORP
filed 2002-08-20
CIK 1177237

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ______________________.

                           COMMISSION FILE NUMBER:

                             DAWN CAPITAL CORP.

(Exact name of small business issuer as specified in its charter)

           NEVADA                                         88-0513353
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                       c/o Resident Agents of Nevada
               Suite 4-711 S. Carson, Carson City, Nevada 89701
                   (Address or principal executive offices)
                              (775) 882-4641
                        (Issuer's telephone number)

                                   N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $0.001 Par Value.

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of June 30, 2002, the Registrant had 4,524,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                                  TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                             PAGE

ITEM 1.   FINANCIAL STATEMENTS

          BALANCE SHEET AS OF JUNE 30, 2002                                    3

          INTERIM STATEMENTS OF OPERATIONS AND ACCUMULATED
          DEFICIT FOR THE PERIOD FROM NOVEMBER 21, 2001 TO JUNE 30, 2002.      4

          STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM
          NOVEMBER 21, 2001 TO JUNE 30, 2002.                                  5

          NOTES TO FINANCIAL STATEMENTS                                        6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        7

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                    7

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                            7

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                      7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  7

ITEM 5.   OTHER INFORMATION                                                    8

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                     8

SIGNATURE

                               DAWN CAPITAL CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                                 (unaudited)
                                                                 June 30, 2002
                                                                 -------------
                                                                        $

ASSETS

CURRENT ASSETS
  Cash                                                                  3,229
                                                                  ------------

LONG TERM
  Incorporation and start up costs                                      2,082
                                                                  -----------
                                                                        5,311
                                                                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Advances from shareholders                                              800

Contingencies (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Capital Stock
  Common Stock, par value of $.001 each
  100,000,000 shares authorized
  4,526,000 issued and outstanding                                      4,526
  Deficit accumulated during development stage                            (13)
                                                                   -----------
                                                                        4,511
                                                                   -----------
                                                                        5,311
                                                                   ===========


             The accompanying notes are an integral part of these
                        interim financial statements

                               DAWN CAPITAL CORP.
                         (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Three Months       November 21, 2001
                                              Ended            (inception) to
                                           June 30, 2002        June 30, 2002
                                          --------------------------------------
                                                  $                    $
GENERAL AND
ADMINISTRATIVE EXPENSES

Bank Charges                                        25                       38
                                          --------------------------------------

NET LOSS FOR THE PERIOD                             25                       38
                                          ======================================

BASIC NET LOSS PER SHARE                          0.00                     0.00
                                          ======================================

WEIGHTED AVERAGE
COMMON SHARESOUTSTANDING                     4,524,000                4,524,000
                                          ======================================






                 The accompanying notes are an integral part of
                        these interim financial statements.

                                DAWN CAPITAL CORP.
                          (A Development Stage Company)
                         INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                            Three Months       November 21, 2001
                                              Ended            (inception) to
                                           June 30, 2002        June 30, 2002
                                          --------------------------------------
                                                  $                    $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                             (25)                    (38)
                                          --------------------------------------

NET CASH USHED IN OPERATING ACTIVITIES              (25)                    (38)
                                          --------------------------------------

CASH USED IN INVESTING ACTIVITIES
Incorporation and filing costs                      480                   2,082
                                          --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder                            -                      800
Common shares issued                                 -                    4,524
                                          --------------------------------------

NET CASH FLOWS
FROM FINANCING ACTIVITES                             -                    5,324
                                          --------------------------------------

INCREASE (DECREASE) IN CASH                         505                   3,204

CASH, BEGINNING OF PERIOD                         3,709                    -
                                          --------------------------------------

CASH, END OF PERIOD                               3,204                   3,204
                                          ======================================







                     The accompanying notes are an intogral part of
                           these interim financial statements

                                 Dawn Capital Corp.
                            (A Development Stage Company)
                       NOTES TO INTERIM FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on November 21, 2001 in the State of Nevada. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture.

On July 16, 2002, the Company completed a Form 10SB registration ("10SB") with the United States Securities and Exchange Commission ("SEC") and as a result is subject to the regulations governing reporting issuers in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions.


Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amount and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation.

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity , whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments.

In accordance with the requirements of SFAS No. 107, the Company has determined of the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and accounts payable approximate carrying value due to the short-term maturity of the instruments.


Net Loss per Common Share.

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

NOTE 3- RELATED PARTY TRANSACTIONS

A certain director has provided a cash advance totalling $800 at June 30, 2002. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

On July 16,  2002  the  Registrant completed a Form 10SB registration  with  the
United States Securities and Exchange Commission.   As such  the  Registrant  is
subject to the regulations governing reporting issuers in the United States.

To date the Registrant has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity.

For the three months ended June 30, 2002 the Registrant incurred bank charges of
$25.   For  the  period  November  21,  2002  (inception)  to  June 30, 2002 the
Registrant incurred of $38.

For the three months ended June 30, 2002 the Registrant had a net loss of $25 or
0.00 cents per share.   For the period November 21, 2001 (inception) to June 30,
2002 the Registrant had a net loss of $38 or 0.00 cents per share.

Liquidity and Capital Resources

During the three months ended June 30, 2002 the Registrant used $480 in cash for investing activities. As at June 30, 2002 the Registrant had $3,204 cash in the bank.

As the Registrant does not currently engage in any business activities that provide any cash flow, the Registrant is dependant on the Registrant raising capital or receiving loans from management in order to meet the costs of identifying, investigating and analyzing business combinations and for general corporate needs.

PART II. - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended June 30, 2002.

(b)  Exhibits.  Exhibits  included or incorporated by reference herein:    See
Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dawn Capital Corp.

By: /s/ Gerry Racicot
Dated: August 14, 2002                   Gerry Racicot, President and Director

EXHIBIT INDEX

Number                           Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on July 16, 2002).
3.2 ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on July 16, 2002)
99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted, to Section 906 of the Sarbanes-Oxley Act of 2002


EXHIBITS


EXHIBIT 99.1
Certification pursuant to 18 U.S.C. section 1350, as adopted, to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10QSB for the quarterly period ended June 30, 2002 (the Report) by Dawn Capital Corp. (the Company), the undersigned, as the President of the Company (performing the functions of a Chief Executive Officer and Chief Financial Officer of the Company), hereby certifies pursuant to Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Gerry Racicot
Gerry Racicot, President and Director