Form 10QSB
period 2002-09-30
DAWN CAPITAL CORP
filed 2002-11-15
CIK 1177237

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of September 30, 2002, the Registrant had 4,524,000 shares of common stock Issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                                  TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION                                             PAGE

ITEM 1.   FINANCIAL STATEMENTS

          BALANCE SHEET AS OF SEPTEMBER 30, 2002                               3

          INTERIM STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR
          THE PERIOD FROM NOVEMBER 21, 2001 TO SEPTEMBER 30, 2002.             4

          STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM
          NOVEMBER 21, 2001 TO SEPTEMBER 30, 2002.                             5

          NOTES TO FINANCIAL STATEMENTS                                        6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        7

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                    7

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                            7

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                      7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  7

ITEM 5.   OTHER INFORMATION                                                    8

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                     8

SIGNATURE

                               DAWN CAPITAL CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                                 (unaudited)
                                                              September 30, 2002
                                                                 -------------
                                                                        $

ASSETS

CURRENT ASSETS
  Cash                                                                  2,147
                                                                  ------------

LONG TERM
  Incorporation and start up costs                                      2,082
                                                                  -----------
                                                                        4,229
                                                                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Advances from shareholders                                                0

Contingencies (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Capital Stock
  Common Stock, par value of $.001 each
  100,000,000 shares authorized
  4,524,000 issued and outstanding                                      4,524
  Deficit accumulated during development stage                           (295)
                                                                   -----------
                                                                        4,229
                                                                   -----------
                                                                        4,229
                                                                   ===========


             The accompanying notes are an integral part of these
                        interim financial statements

                               DAWN CAPITAL CORP.
                         (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Three Months        November 21, 2001
                                                 Ended          (inception) to
                                         September 30, 2002   September 30, 2002
                                          --------------------------------------
                                                  $                    $
GENERAL AND
ADMINISTRATIVE EXPENSES

Bank Charges                                        12                   50
Accounting and filing costs                        245                  245
                                          --------------------------------------

NET LOSS FOR THE PERIOD                            257                  295
                                          ======================================
BASIC NET LOSS PER SHARE                          0.00                 0.00
                                          ======================================

WEIGHTED AVERAGE
COMMON SHARESOUTSTANDING                     4,524,000            4,524,000
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

                                DAWN CAPITAL CORP.
                          (A Development Stage Company)
                         INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                            Three Months       November 21, 2001
                                              Ended            (inception) to
                                        September 30, 2002    September 30, 2002
                                          --------------------------------------
                                                  $                    $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                           (257)                (295)
                                          --------------------------------------

NET CASH USHED IN OPERATING ACTIVITIES            (257)                (295)
                                          --------------------------------------

CASH USED IN INVESTING ACTIVITIES
Incorporation and filing costs                       0                2,082
                                          --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholder                         (800)                   0
Common shares issued                                 -                4,524
                                          --------------------------------------

NET CASH FLOWS
FROM FINANCING ACTIVITES                             -                4,524
                                          --------------------------------------

INCREASE (DECREASE) IN CASH                     (1,057)               2,147

CASH, BEGINNING OF PERIOD                        3,204                    -
                                          --------------------------------------

CASH, END OF PERIOD                              2,147                2,147
                                          ======================================







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

NOTE 3- RELATED PARTY TRANSACTIONS

A certain director has provided a cash advance totalling $800 at September 30,
2002.   Amounts due from related parties are non-interest bearing and have  no specific terms of repayment.

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

For the three months  ended  September 30, 2002  the Registrant  incurred  bank
charges of $12.   For   the   period   November   21,   2002   (inception)   to
September 30, 2002 the Registrant incurred of $50.

For the three months ended September 30, 2002 the Registrant had a net loss of $257 or 0.00 cents per share. For the period November 21, 2001 (inception) to September 30, 2002 the Registrant had a net loss of $295 or 0.00 cents per share.

Liquidity and Capital Resources

During the three months ended September 30, 2002 the Registrant used $0 in cash
for investing activities.   As at September 30, 2002  the Registrant had $2,147
cash in the bank.

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

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended September 30, 2002.

(b)  Exhibits.  Exhibits  included or incorporated by reference herein:    See
Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dawn Capital Corp.

By: /s/ Gerry Racicot
Gerry Racicot,
President and Director

Dated: November 12, 2002

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


EXHIBITS


EXHIBIT 99.1
Certification pursuant to 18 U.S.C. section 1350, as adopted, to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10QSB for the quarterly period ended September 30, 2002 (the Report) by Dawn Capital Corp. (the Company), the undersigned, as the President of the Company (performing the functions of a Chief Executive Officer and Chief Financial Officer of the Company), hereby certifies pursuant to Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Gerry Racicot
Gerry Racicot, President and Director