Form 10QSB
period 2003-03-31
DAWN CAPITAL CORP
filed 2003-05-30
CIK 1177237

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  ________________ TO

______________________.

COMMISSION FILE NUMBER: 000-49924

DAWN CAPITAL CORP.

(Exact name of small business issuer as specified in its charter)

                NEVADA                                                                             88-0513395

(State or other jurisdiction of                                                       (IRS Employer Identification No.)

incorporation or organization)

C/o Resident Agents of Nevada

Suite 4-711 S. Carson, Carson City, Nevada 89701

(Address or principal executive offices)

(775) 882-4641

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 Par Value.

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No

As of March 31, 2003, the Registrant had 4,524,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ( ) No (x)


TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                  PAGE

ITEM 1.   FINANCIAL STATEMENTS

                 BALANCE SHEET AS OF MARCH 31, 2003                                                                     3

                   INTERIM STATEMENTS OF OPERATIONS AND ACCUMULATED

                   DEFICIT FOR THE QUARTER ENDED MARCH 31, 2003                                             4

                   STATEMENTS OF CASH FLOWS FOR THE QUARTER ENDED

                 MARCH 31, 2003.                                                                                                                 5

                   NOTES TO FINANCIAL STATEMENTS                                                                           6

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                         7

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                                     7

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                   7

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                                         7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              7

ITEM 5.    OTHER INFORMATION                                                                                                    8

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                      8

SIGNATURE

DAWN CAPITAL CORP.

(A Development Stage Company)

BALANCE SHEET

(unaudited)

                                                                                  March 31, 2003                        December 31, 2002

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        $                                                          $

ASSETS

CURRENT ASSETS

                Cash                                                                                 1,817                                                1,840

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------

LONG TERM

                Incorporation and start up costs

                                                                                                         2,082                                                2,082

                                                                                                         3,899                                                3,922

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

                Accounts Payable                                                               732                                                     0

Contingencies (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

                Capital Stock

                Common Stock, par value of $.001 each

                100,000,000 shares authorized

                4,524,000 issued and outstanding                                    4,524                                             4,524

                Deficit accumulated during development stage                (1,357)                                              (602)

----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                              3,167                                              3,922

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                                                                              3,899                                               3,922

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these interim financial statements


DAWN CAPITAL CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                Three                                      Three

                                                                                                                Months                                  Months

                                                                                                                Ended                                     Ended

                                                                                                                March 31, 2003                March 31, 2002

------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

GENERAL AND

ADMINISTRATIVE

EXPENSES

Bank Charges                                                                      $                  23                          $                    0

Accounting and filing costs                                                                     732                                                0

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE

PERIOD                                                                                 $              755                          $                    0

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

BASIC NET LOSS

PER SHARE                                                                      $               0.00                         $              0.00

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE

COMMON SHARES

OUTSTANDING                                                  4,526,000                      4,526,000

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these interim financial statements.


DAWN CAPITAL CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                Three                                      Three

                                                                                                Months                                  Months

                                                                                                Ended                                     Ended

                                                                                                March 31, 2003                 March 31, 2002

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING

ACTIVITIES

Net loss for the period                                                     $                <755>                     $                      0

Increase in Accounts Payable                                                           <732>

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN

OPERATING ACTIVITIES                                                                <23>                                             <0>

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES

Incorporation and filing costs                                                               0                                           1,602

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM

FINANCING ACTIVITIES

Advances from shareholder                                                                -                                                 800

Common shares issued                                                                       -                                             4,524

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS

FROM FINANCING ACTIVITES                                                        -                                            5,324

--------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE)

IN CASH                                                                                             <23>                                       3,722

CASH, BEGINNING OF

PERIOD                                                                                              1,840                                               0

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                    $                             1,817                                       3,722

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an intogral part of these interim financial statements


Dawn Capital Corp.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on November 21, 2001 in the State of Nevada. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business.  The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture.

On July 16, 2002, the Company completed a Form 10SB registration (“10SB”)

with the United States Securities and Exchange Commission (“SEC”) and as a result is subject to the regulations governing reporting issuers in the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions.

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amount and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation.

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity , whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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


NOTE 3- RELATED PARTY TRANSACTIONS

A certain director has provided a cash advance totalling $1,049 at March 31, 2002.  Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the Company’s actual results to differ materially from such statements.  These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of products and services; the impact of competitive products, services and pricing; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

Critical Accounting Policies

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest impact on our financial statements, so we consider these to be our critical accounting policies.  Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies.  Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

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

For the three months ended March 31, 2003 the Registrant incurred bank charges of $23 (March 31, 2002 - $0).

For the three months ended March 31 30, 2003 the Registrant had a net loss of $755 or 0.00 cents per share (March 31, 2002 - $0).

Liquidity and Capital Resources

During the three months ended March 31, 2003 the Registrant used $0 in cash for investing activities.  As at March 31, 2003 the Registrant had $1,817 cash in the bank (December 31, 2002 - $1,840).

As the Registrant does not currently engage in any business activities that provide any cash flow, the Registrant is dependant on the Registrant raising capital or receiving loans from management in order to meet the costs of identifying, investigating and analyzing business combinations and for general corporate needs.

ITEM 3.                  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not have an active business at this time.

Inflation and Currency Fluctuation

Management does not believe that inflation or currency fluctuation have had a material adverse affect on the financial statements for the periods presented.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 (C) and 15-d-14 (C) as of a date (the “Evaluation Date”) within 90 days of filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.


PART II. – OTHER INFORMATION

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

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Reports on Form 8-K.  The Registrant did not file any reports on Form 8-K during the quarterly                 period ended March 31, 2003.

(b)           Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.


EXHIBIT INDEX

Number                                                                  Exhibit Description

Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on July 16, 2002).

Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on July 16, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                DAWN CAPITAL CORP.

Dated: May 30, 2003                                                        By:  /s/ Gerry Racicot,

                                                                                                Gerry Racicot, President and Director

Dated: May 30, 2003                                                        By:  /s/ Keith Attoe

Keith Attoe, Treasurer, Chief Financial Officer and principle Accounting Officer

FORM OF OFFICER'S CERTIFICATE

PURSUANT TO SECTION 302

______________________________

      The undersigned President of Dawn Capital Corp., hereby certifies that:

      1.    he has reviewed this quarterly report on Form 10-QSB;

      2.    based on his  knowledge,  this  quarterly report  does not  contain  any untrue statement of a material fact or omit to state a material fact necessary in order to make the  statements  made,  in light of the  circumstances  under which such statements  were made, not misleading  with respect to the period covered by this quarterly report;

      3.    based on  his  knowledge,  the  financial  statements,   and  other financial  information  included in this quarterly report,  fairly  present in all material respects the financial  condition,  results of operations  and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

      4.    he and the other certifying officers:

            a.     are responsible for establishing  and maintaining  "disclosure controls  and  procedures"  (a  newly-defined  term  reflecting  the  concept of controls and procedures  related to disclosure  embodied in Section 302(a)(4) of the Act) for the issuer;

             b.    have designed  such  disclosure  controls and  procedures  to ensure that material information is made known to them,  particularly during the period in which this quarterly  report is being prepared;

            c.    have evaluated the  effectiveness  of the issuer's  disclosure controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report; and

            d.    have  presented  in this quarterly report  their  conclusions  about the effectiveness   of the disclosure  controls and procedures  based on the required evaluation as of that date;

      5.    he and the other certifying  officers have disclosed to the issuer's auditors  and to the audit  committee  of the  board of  directors  (or  persons fulfilling the equivalent function):

            a.    all  significant  deficiencies  in the design or  operation of internal controls (a pre-existing  term relating to internal controls  regarding financial  reporting)  which  could  adversely  affect the  issuer's  ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

            b.    any fraud,  whether or not material,  that involves management or  other  employees  who  have a  significant  role  in the  issuer's  internal controls; and

      6.    he and the other  certifying  officers have  indicated in this quarterly report whether or not there were significant  changes in internal  controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                                              /s/ Gerry Racicot

                                                                                               Gerry Racicot

                                                                                                            President and Director

FORM OF OFFICER'S CERTIFICATE

PURSUANT TO SECTION 302

______________________________

      The undersigned Chief Financial Officer and Chief Accounting Officer of Dawn Capital Corp., hereby certifies that:

      1.    he has reviewed this quarterly report on Form 10-QSB;

      2.    based on his  knowledge,  this  quarterly report  does not  contain  any untrue statement of a material fact or omit to state a material fact necessary in order to make the  statements  made,  in light of the  circumstances  under which such statements  were made, not misleading  with respect to the period covered by this quarterly report;

      3.    based on  his  knowledge,  the  financial  statements,   and  other financial  information  included in this quarterly report,  fairly  present in all material respects the financial  condition,  results of operations  and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

      4.    he and the other certifying officers:

            a.    are responsible for establishing  and maintaining  "disclosure controls  and  procedures"  (a  newly-defined  term  reflecting  the  concept of controls and procedures  related to disclosure  embodied in Section 302(a)(4) of the Act) for the issuer;

            b.    have designed  such  disclosure  controls and  procedures  to ensure that material information is made known to them,  particularly during the period in which this quarterly  report is being prepared;

            c.    have evaluated the  effectiveness  of the issuer's  disclosure controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report; and

            d.    have  presented  in this quarterly report  their  conclusions  about the effectiveness  of the disclosure  controls and procedures  based on the required evaluation as of that date;

      5.    he and the other certifying  officers have disclosed to the issuer's auditors  and to the audit  committee  of the  board of  directors  (or  persons fulfilling the equivalent function):

            a.    all  significant  deficiencies  in the design or  operation of internal controls (a pre-existing  term relating to internal controls  regarding financial  reporting)  which  could  adversely  affect the  issuer's  ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

            b.    any fraud,  whether or not material,  that involves management or  other  employees  who  have a  significant  role  in the  issuer's  internal controls; and

      6.    he and the other  certifying  officers have  indicated in this quarterly report whether or not there were significant  changes in internal  controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                                           /s/ Keith Attoe

                                                                                              Keith Attoe, Treasurer

                                                                                                          Chief Financial Officer and Chief Accounting

                                                                                                 Officer