Form 10QSB
period 2003-09-30
DAWN CAPITAL CORP
filed 2003-11-14
CIK 1177237

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No

As of September 30, 2003, the Registrant had 4,524,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ( ) No (x)


TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                  PAGE

ITEM 1.   FINANCIAL STATEMENTS

                 BALANCE SHEET AS OF SEPTEMBER 30, 2003                                                                            3

                   INTERIM STATEMENTS OF OPERATIONS AND ACCUMULATED

                   DEFICIT FOR THE QUARTER ENDED SEPTEMBER 30, 2003                                            4

                   STATEMENTS OF CASH FLOWS FOR THE QUARTER ENDED

                 SEPTEMBER 30, 2003.                                                                                                                            5

                   NOTES TO FINANCIAL STATEMENTS                                                                                        6

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          7

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                                        7

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                               7

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                                             7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 7

ITEM 5.    OTHER INFORMATION                                                                                                      8

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                                 8

SIGNATURE

DAWN CAPITAL CORP.

(A Development Stage Company)

BALANCE SHEET

(unaudited)

                                                                                  September 30, 2003                        December 31, 2002

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                        $                                                                     $

ASSETS

CURRENT ASSETS

                Cash                                                                                 1,027                                                1,840

---------------------------------------------------------------------------------------------------------------------------------

LONG TERM

                Incorporation and start up costs

                                                                                                                  0                                                     0

                                                                                                            1,027                                                1,840

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

                Accounts Payable                                                                                  0                                                    0

Contingencies (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

                Capital Stock

                Common Stock, par value of $.001 each

                100,000,000 shares authorized

                4,524,000 issued and outstanding                                      4,524                                             4,524

                Deficit accumulated during development stage       (3,497)                                           (2,684)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                            1,027                                               1,840

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                            1,027                                                 1,840

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these interim financial statements


DAWN CAPITAL CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                Three                                 Three

                                                                                                                Months                            Months

                                                                                                                Ended                               Ended

                                                                                                                September 30, 2003       September 30, 2002

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

GENERAL AND

ADMINISTRATIVE

EXPENSES

Bank Charges                                                                                       $                  30                            $                    12

Accounting and filing costs                                                                                 0                                                  245

---------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE

PERIOD                                                                                 $                30                            $                  257

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

BASIC NET LOSS

PER SHARE                                                                                          $            0.00                         $              0.00

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE

COMMON SHARES

OUTSTANDING                                                      4,526,000                      4,526,000

------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these interim financial statements.


DAWN CAPITAL CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                Three                                                 Three

                                                                                                Months                                            Months

                                                                                                Ended                                               Ended

                                                                                                September 30, 2003                        September 30, 2002

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING

ACTIVITIES

Net loss for the period                                                     $                <30>                       $                    <257>

---------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN

OPERATING ACTIVITIES                                                          <30>                                             <257>

---------------------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES

Incorporation and filing costs                                                                    0                                              0

---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM

FINANCING ACTIVITIES

Advances from shareholder                                                                -                                                  800

Common shares issued                                                                               -                                                      0

---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS

FROM FINANCING ACTIVITES                                                                    -                                                  0

---------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE)

IN CASH                                                                                                   <30>                                 <1,057>

CASH, BEGINNING OF

PERIOD                                                                                     1,057                                         3,204

---------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                 $                                  1,027                                      2,147

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

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

For the three months ended September 30, 2003 the Registrant incurred bank charges of $30 (September 30, 2002 - $12).

For the three months ended September 30, 2003 the Registrant had a net loss of $30 or 0.00 cents per share (September 30, 2002 - $257).

Liquidity and Capital Resources

During the three months ended September 30, 2003 the Registrant used $0 in cash for investing activities.  As at September 30, 2003 the Registrant had $1,027 cash in the bank (December 31, 2002 - $1,840).

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

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Reports on Form 8-K.  The Registrant did not file any reports on Form 8-K during the quarterly                 period ended September 30, 2003.

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

                                                                                                DAWN CAPITAL CORP.

Dated: November 13th, 2003                                                By:  /s/ Gerry Racicot,

                                                                                                Gerry Racicot, President, CEO and Director

Dated: November 13th, 2003                                                By:  /s/ Keith Attoe

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

Date:                November 13th, 2003

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

Date: November 13th, 2003

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                In connection with the Quarterly Report of Dawn Capital Corp. (the “Company”) on Form 10QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gerry Racicot, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gerry Racicot

Gerry Racicot

President, CEO and Director

November 13th, 2003

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                In connection with the Quarterly Report of Dawn Capital Corp. (the “Company”) on Form 10QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gerry Racicot, President, Chief Financial Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Keith Attoe

Keith Attoe

Treasurer, Chief Financial Officer and Principal Accounting Officer

November 13th, 2003

                This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed to be filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.