Form 10KSB
period 2003-12-31
DAWN CAPITAL CORP
filed 2004-03-30
CIK 1177237

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2003

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

                          c/o Resident Agents of Nevada
                Suite 4-711 S. Carson, Carson City, Nevada 89701
                    (Address of principal executive offices)
                                 (775) 882-4641
                         (Registrant's telephone number)

                        No former address or fiscal year

              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Check mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer had no revenues for the fiscal year ended December 31, 2003.

As of December 31, 2003, the Registrant had 4,524,000 shares of common stock issued and outstanding of which 24,000 were held by non-affiliates of the Registrant. Because of the absence of an established trading market for the voting stock, the Registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                               DAWN CAPITAL CORP.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I

Item
Item 1  Description of Business ...........................................    3
Item 2  Description of Property ...........................................    4
Item 3  Legal Proceedings .................................................    4
Item 4  Submission of Matters to a Vote of Security Holders ...............    5

PART II

Item 5  Market for Common Equity and Related Stockholder Matters ..........    5
Item 6  Management's Discussion and Analysis or Plan of Operation .........    6
Item 7  Financial Statements ..............................................    8
Item 8  Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosure ..........................................    8

PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act .................    9
Item 10 Executive Compensation ............................................   10
Item 11 Security Ownership of Certain Beneficial Owners and Management ....   11
Item 12 Certain Relationships and Related Transactions ....................   12
Item 13 Exhibits and Reports on Form 8-K ..................................   12
Item 14 Controls and Procedures ...........................................   12

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

                                     PART I

Item 1. Description of Business

Company History and Business

Dawn Capital Corp. ("Dawn") was incorporated under the laws of the State of Nevada on November 21, 2001. Dawn was incorporated with an authorized capital of 100,000,000 shares of common stock with a par value of $0.001.

Dawn was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity which management believes is a suitable acquisition candidate (a "target company"). Dawn will not restrict its search to any specific business, industry or geographical location.

Dawn does not currently engage in any business activities that provide any cash flow. The costs of identifying, investigating and analyzing business combinations will be paid with money in Dawn's treasury or loaned to Dawn by management.

Although Dawn was under no obligation to do so, it has voluntarily filed a Form 10SB registration statement on July 16, 2002, because it believes that it can better facilitate its business goals if it is a "reporting issuer" under the Securities Exchange Act of 1934 (the "Exchange Act"). Dawn intends to proceed as an electronic filer when filing reports under the Exchange Act and, as a result, the public will in the future be able to access these reports on the SEC's EDGAR website which contains reports, proxy and information statements and other information for reporting issuers. The address of the SEC's website is www.sec.gov. Annual proxy information sent to shareholders prior to annual meetings of shareholders will include financial statements for Dawn.

PROPOSED BUSINESS

Dawn will seek to locate and acquire a target company, which, in the opinion of Dawn's management (sometimes referred to as the "Management") offers long term growth potential. Dawn will not restrict its search to any specific business, industry or geographical location. Dawn may seek to acquire a target company which has just commenced operations, or which works to avail itself of the benefits of being a "reporting issuer" in order to facilitate capital formation to expand into new products or markets.

There are certain perceived benefits to being a reporting company with a class of registered securities. These are commonly thought to include the following:

- the ability to use registered securities to make acquisitions of assets or businesses;

-     increased visibility in the financial community;

-     the facilitation of borrowing from financial institutions;

-     improved trading efficiency;

-     shareholder liquidity;

-     greater ease in subsequently raising capital;

-     compensation of key employees through stock options;

-     enhanced corporate image;

-     a presence in the United States capital market.

A target company, if any, which may be interested in a business combination with Dawn may include the following:

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

There is no assurance that Dawn will be able to effect an acquisition of a target company. In addition, at this time, no specifics as to an acquisition or as to the nature of the target company can be provided.

Item 2. Description of Property

Dawn does not have any physical property.

Item 3. Legal Proceedings

The Company is not a party to any litigation and has no knowledge of any threatened or pending litigation against it.

Item 4. Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Stock

There is no public trading market for our common shares in the United States or elsewhere at this time.

Holders of Common Stock

On December 31, 2003, there were 24 holders of record of our common stock and 4,524,000 shares outstanding. There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 24 registered shareholders at December 31, 2003.

There are no outstanding options or warrants to purchase, or securities convertible into Dawn's common stock.

Dividends

Dawn has not declared or paid a cash dividend to stockholders since our incorporation. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Recent Sales of Unregistered Securities

Dawn has sold a total of 4,500,000 shares to its 2 directors and officers in sales, which, because the directors and officers are not member of the public, did not involve a public offering. These sales of unregistered securities were undertaken pursuant to Section 5 of the 1933 Securities Act.

Dawn has sold a total of 24,000 shares to 23 persons resident outside of the United States under Regulation S. All of the persons who purchased these shares are residents of Canada and have been advised that:

-     the Articles of Dawn restrict the transfer of their shares;

-     the shares have not been registered under the Securities Act of 1933; and

- the shares may not be offered or resold in the United States unless registered under the 1933 Act and the securities laws of all applicable states of the United States or an exemption from such registration requirements (such as Regulation S or Rule 144) is available.

All persons who purchased stock represented to Dawn in writing that they were purchasing the shares for investment only and for their own account and not with a view to resale or distribution thereof, except in accordance with applicable securities laws.

All of the certificates representing the 4,524,000 shares of common stock have been legended with a resale restriction legend indicating that the shares may not be eligible for resale in the United States unless first registered under the Securities Act of 1934 or unless an exemption from such registration (such as Rule 144 or another exemption) is available.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the Company's actual results to differ materially from such statements. These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of products and services; the impact of competitive products, services and pricing; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

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

Results of Operations

Since incorporation in the state of Nevada on November 21, 2001, the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity.

On July 16, 2002 the Company completed a Form 10SB registration with the United States Securities and Exchange Commission. As such the Company is subject to the regulations governing reporting issuers in the United States.

For the year ended December 31, 2003 the Company incurred bank charges of $120 (year ended December 31, 2002 - $80).

For the year ended December 31, 2003 the Company had a net loss of $1,118 (year ended December 31, 2002 - $1,882).

Liquidity and Capital Resources

During the period January 1, 2003 to December 31, 2003 Dawn Capital used $1,118 in cash from operating activities. As at December 31, 2003 Dawn Capital had $722 cash in the bank.

The Company does not currently engage in any business activities that provide any cash flow. The Company is dependent on raising capital or receiving advances from related parties in order to meet the costs of identifying, investigating and analyzing business opportunities and for general corporate needs.

The Company's plan of operations for the next 12 months is to continue to locate and acquire an operating business entity. To the extent that this search and the Company's limited ongoing operations create cash requirements, it is anticipated that the Company's directors and officers will lend required funds to the Company or purchase additional equity. No product research or development have been, or are at this time planned to be, undertaken. No purchases or sales of plant and significant equipment have been, or at this time are planned to be, undertaken. No employees have been hired and there are no planned hirings at this time.

New Accounting Pronouncements

In July 2001, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets were issued. SFAS 141 requires the use of he purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, we have not recorded any goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial positions and results of operations in any future acquisitions.

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

At this time the adoption of SFAS No. 141, 142 and 144 have had no effect on the Company's financial statements.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

Item 7. Financial Statements

The audited Consolidated Financial Statements are included in this Form 10-KSB beginning on page F-1 following the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company's two most recent fiscal years and any subsequent interim period, there were no disagreements with the Company's accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in
Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company's two most recent fiscal years and the subsequent interim periods.

Item 8A Controls and Procedures

Dawn has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, Dawn conducts a review and evaluation of the effectiveness of Dawn's disclosure controls and procedures. It is the opinion of Dawn's principal accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that Dawn's disclosure controls and procedures are effective and ensure that any material information relating to Dawn is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in Dawn's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

---------------------------------------------------------------------------------------------------
Name                    Position                                      Ages        Date Elected*1*2
---------------------------------------------------------------------------------------------------
Gerry Racicot           CEO, President and Director                   53          November 21, 2001
---------------------------------------------------------------------------------------------------
Keith Attoe             CFO, Treasurer, Principal                     53          November 21, 2001
                        Accounting Officer and Director
---------------------------------------------------------------------------------------------------
Anne Racicot            Secretary and Director                        51          November 21, 2001
---------------------------------------------------------------------------------------------------

1. Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.

2. The CEO, President and CFO, Treasurer, Principal Accounting Officer and Secretary do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors under the Articles and Bylaws of the Company.

Mr. Gerry Racicot - For the previous 5 years, Mr. Racicot has been President and CEO of Eiger Technology, Inc., a Canadian company listed on the Toronto Stock Exchange that operates as a management holding organization. Additionally, Mr. Racicot is currently serves as President of Newlook Industries Corp., a Canadian company listed on the TSX-Venture Exchange. Mr. Racicot has had a long career in business administration and management.

Mr. Keith Attoe - For the previous five years, Mr. Attoe has been Chief Financial Officer up to December 31, 2003 of Eiger Technology, Inc., a Canadian company listed on the Toronto Stock Exchange. Mr. Attoe also served as Chief Financial Officer, from May 17, 2002 to December 31, 2003, of Newlook Industries Corp., a Canadian company listed on the TSX-Venture Exchange. Mr. Attoe is a Chartered Accountant, has a Bachelors degree in Business Administration from the University of New Brunswick, and has an extensive background in public practice and industry..

Ms. Anne Racicot - Mrs. Racicot was employed for 12 years in human resources with Cami Automotive Inc. in a human resources capacity. She retired from this position four years ago. She brings to the Company her human resources experience as well as experience as a small business person.

The directors and officers of Dawn are not expected, at any time, to devote more than 50% of their time to the business of Dawn. None has been involved, during the past five years, in legal proceedings described in Item 401(d) of Regulation S-B.

Item 10. Executive Compensation

                           Summary Compensation Table

----------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation                         Long-term compensation
                            ------------------------------------------------------------------------------------------
                                                                        Awards                 Payouts
                                                              ----------------------------------------
                                                                              Securities
                                                   Other      Restricted      Underlying
  Name and                                         Annual        Stock         options/         LTIP       All other
  principal                 Salary      Bonus   Compensation    Award(s)         SARs          payouts    Compensation
  position        Year       ($)         ($)        ($)           ($)             (#)            ($)          ($)

     (a)           (b)       (c)         (d)        (e)           (f)             (g)            (h)          (i)
----------------------------------------------------------------------------------------------------------------------
    Gerry         2003        0           0          0             0               0              0            0
  Racicot,        2002        0           0          0             0               0              0            0
    CEO,          2001        0           0          0             0               0              0            0
 President,
  Director
----------------------------------------------------------------------------------------------------------------------
Keith Attoe,      2003        0           0          0             0               0              0            0
    CFO,          2002        0           0          0             0               0              0            0
 Treasurer,       2001        0           0          0             0               0              0            0
  Principal
 Accounting
  Officer,
  Director
----------------------------------------------------------------------------------------------------------------------
    Anne          2003        0           0          0             0               0              0            0
  Racicot,        2002        0           0          0             0               0              0            0
 Secretary,       2001        0           0          0             0               0              0            0
  Director
----------------------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of Dawn's common stock as of December 31, 2003 (4,524,000 issued and outstanding) by: (i) all stockholders known to Dawn to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of Dawn, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

------------------------------------------------------------------------------------------------------------------
                                                                          Amount of Stock            Percentage of
Name and Address                Position                                 Beneficially Owned              Class
------------------------------------------------------------------------------------------------------------------
Gerry Racicot                   Director and CEO, President                  2,250,000                   49.7%
------------------------------------------------------------------------------------------------------------------
Keith Attoe                     Director and CFO,                            2,250,000                   49.7%
                                Treasurer, Principal
                                Accounting Officer
------------------------------------------------------------------------------------------------------------------
Anne Racicot                    Director and Secretary                           0                        0.0%
------------------------------------------------------------------------------------------------------------------
Directors and Officers                                                       4,500,000                   99.4%
as a group
------------------------------------------------------------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

During the past two years, there have not been any transactions that have occurred between Dawn and its officers, directors, and five percent or greater shareholders, except as follows:

On January 3, 2002 Gerry Racicot purchased a total of 2,274,000 common shares of the Company.

On January 3, 2002 Keith Attoe purchased a total of 2,250,000 common shares of the Company.

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

Item 13. Exhibits and Reports on Form 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index

There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2003.

Item 14. Controls and Procedures

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the opinion of the Company's Chief Executive Officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are effective and ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                                  EXHIBIT INDEX

Number      Exhibit Description

Number      Exhibit Description

3.1         Certificate of Incorporation (incorporated by reference to Exhibit
            3.1 of the Registration Statement on Form 10SB filed on July 16,
            2002)

3.2 By-Laws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10SB filed on July 16, 2002)

3.3         Articles of the Corporation (incorporated by reference to Exhibit
            3.3 of the Registration Statement on Form 10SB filed on July 16,
            2002)

31.1        Section 302 certification of Chief Executive Officer

31.2        Section 302 certification of Chief Financial Officer

32          Section 906 certification of Chief Executive Officer

================================================================================

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Dawn Capital Corp.


Dated: March 29, 2004                   By: /s/ Gerry Racicot
                                            ----------------------------------
                                        Gerry Racicot, President, CEO and
                                        Director,


Dated: March 29, 2004                   By: /s/ Keith Attoe
                                            ----------------------------------
                                        Chief Financial Officer and Principal
                                        Accounting Officer, Treasurer

================================================================================

                               DAWN CAPITAL CORP.

                      (A Company in the Development Stage)

                              Financial Statements

                                December 31, 2003

                            Monteith, Monteith & Co.
                              Chartered Accountants

                    Partners: 208 ONTARIO STREET Principals:
                           STRATFORD, ONTARIO N5A 3H4
    STEPHEN J. LANDERS, BA, CA Telephone: (519) 271-6550 Fax: (519) 271-4796
                 MERVYN T. DIETZ, CMA ROBERT B. LIGHTFOOT, BBA,
        CA e-mail: administrator@monteith.on.ca ROBERT W. STEINBACH, CGA

                          INDEPENDENT AUDITORS' REPORT

To the directors and shareholders of
Dawn Capital Corp.:

We have audited the accompanying balance sheets of Dawn Capital Corp.. as at December 31, 2003 and 2002, and the statements of shareholders' equity, operations and accumulated deficit, and cash flow for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2003 and 2002, and the results of its operations and its cash flows for the periods then ended in accordance with generally accepted accounting principles in the United States of America.


                                        /s/ Monteith, Monteith & Co.

                                        CHARTERED ACCOUNTANTS

Stratford, Ontario
March 29, 2004

DAWN CAPITAL CORP.
(A Company in the Development Stage)
BALANCE SHEETS
as at December 31 2003 and 2002
(US Dollars)

ASSETS

                                                              2003         2002
                                                               $             $

Current:
  Cash                                                         722         1,840

Long-term:                                                       0             0

                                                               722         1,840

LIABILITIES and SHAREHOLDERS' EQUITY

Current:
  Advances from Shareholders (Note 3)                            0             0

Shareholders' Equity:
  Share Capital (Note 4)                                     4,524         4,524

  Accumulated Deficit                                       -3,802        -2,684

                                                               722         1,840

                                                               722         1,840

Approved on Behalf of the Board:


      "Gerry Racicot"         Director
      ----------------------
               Gerry Racicot

(See Accompanying Notes)

DAWN CAPITAL CORP.
(A Company in the Development Stage)
STATEMENTS of OPERATIONS and ACCUMULATED DEFICIT

for the years ended December 31, 2003 and 2002
(US Dollars)

                                                      Cumulative to
                                                      Year Ended                   Year Ended
                                                      December 31        December 31        December 31
                                                      2003               2003               2002
                                                      $                  $                  $
Revenue                                                       0                  0                  0

Expenses:
  Bank Charges                                              200                120                 80
  Incorporation Costs                                     2,082                  0                480
  Accounting and Filing Costs                             1,520                998                522

                                                          3,802              1,118              1,082

Net Loss and Comprehensive Loss for the Year             -3,802             -1,118             -1,082

Accumulated Deficit - Beginning of the Year                   0             -2,684             -1,602

Accumulated Deficit - End of the Year                    -3,802             -3,802             -2,684

                  Basic Net Loss per Share:                0.00               0.00               0.00

              Weighted Average No. of
         Common Shares Outstanding                    4,524,000          4,524,000          4,524,000

(See Accompanying Notes)

DAWN CAPITAL CORP.
(A Company in the Development Stage)
STATEMENTS of CASH FLOW
for the year ended December 31, 2003 and 2002
(US Dollars)

                                                      Cumulative to
                                                      Year Ended                   Year Ended
                                                      December 31        December 31        December 31
                                                      2003               2003               2002
                                                      $                  $                  $
Cash Provided by (Used In) Operating Activities:
  Net Income (Loss) for the Year                      -3,802             -1,118             -1,082

  Changes in Non-cash Working Capital Balances:            0                  0                  0

                                                      -3,802             -1,118             -1,082

Cash Provided by (Used In) Investing Activities:
  Incorporation Costs                                      0                  0                  0

Cash Provided by (Used In) Financing Activities:
  Advances (to) from Shareholders                          0                  0               -800
  Common Shares Issued                                 4,524                  0                  0

                                                       4,524                  0               -800

Net Cash Flows for the Year                              722              -1,118             -1,882

Cash - Beginning of the Year                               0              1,840              3,722

Cash - End of the Year                                   722                722              1,840

(See Accompanying Notes)

DAWN CAPITAL CORP.
(A Company in the Development Stage)
STATEMENT of SHAREHOLDERS' EQUITY
from November 21, 2001 (date of inception) to December 31, 2003

(US Dollars)

                                                                        Deficit
                                                                        Accumulated
                                                         Share          During the
                                                         Capital        Development
                                                         (Note 4)       Stage          Total
                                                         $              $              $
Balance - November 21, 2001 (Date of Inception)              0               0              0

Common Shares - Issued for Cash                          4,524               0          4,524

Loss for the Period                                          0          -1,602         -1,602

Balance - December 31, 2001                              4,524          -1,602          2,922

Loss for the Year                                            0          -1,082         -1,082

Balance - December 31, 2002                              4,524          -2,684          1,840

Loss for the Year                                            0          -1,118         -1,118

Balance - December 31, 2003                              4,524          -3,802            722

(See Accompanying Notes)

                               DAWN CAPITAL CORP.
                        NOTES to the FINANCIAL STATEMENTS
                                December 31, 2003

1.    Organization and Business:

      Dawn Capital Corp. ("the Company") was incorporated in the State of Nevada on November 21, 2001. The Company is in the development stage as defined by SFAS No. 7, and to date has had no business operations. The Company was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture.

2.    Significant Accounting Policies:

      (a) Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

      (b) Intangible Assets

      Goodwill arising on business acquisitions is recorded at cost. No amortization is provided, but the carrying value is assessed each year for impairment.

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

      (d) Foreign Currency Translation

      These financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

                               DAWN CAPITAL CORP.
                        NOTES to the FINANCIAL STATEMENTS
                                December 31, 2003

2.    Significant Accounting Policies - continued:

      (e) Fair Value of Financial Instruments

      In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents and accounts payable, approximate their carrying values due to the short-term maturity of the instruments.

      (f) Net Loss per Common Share

      Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution by securities that could share in the earnings of the Company. Because the Company has not issued any potentially dilutive securities, only basic loss per share is reported on the Statements of Operations and Accumulated Deficit.

3.    Advances from Shareholders:

      Advances from shareholders bear no interest and have no specific terms of repayment.

4..   Share Capital:

      Authorized: 100,000,000 Common Shares - with a par value of $.001 each

      Issued:

                                December 31 2003             December 31 2002
                            -----------------------       ----------------------
                            # Shares         Amount       # Shares        Amount
                            -----------------------       ----------------------
                                               $                             $
            Common Shares   4,524,000        4,524        4,524,000        4,524
                            =========        =====        =========        =====

5.    Amended Financial Statements - December 31, 2002:

      The December 31, 2002 financial statements were amended to recognize incorporation costs of $2,082 as a period expense rather than as an intangible long-term asset.

b.    Stock-based Compensation:

      The Company has not granted or paid any stock-based compensation:

c.    Recent Accounting Pronouncements:

      In April 2003, the Financial Accounting Standards Board (FSAB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of the SFAS No. 149 will not have a material effect on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest equities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material impact on its financial statements.