Form 10QSB
period 2004-03-31
DAWN CAPITAL CORP
filed 2004-06-07
CIK 1177237

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  ________________ TO______________________.

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

(Registrants telephone number)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 Par Value.

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No

As of March 31, 2004, the Registrant had 4,524,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ( ) No (x)


TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                  PAGE

ITEM 1.   FINANCIAL STATEMENTS

                 BALANCE SHEET AS OF MARCH 31, 2004                                                                  4

                   INTERIM STATEMENTS OF OPERATIONS AND ACCUMULATED

                   DEFICIT FOR THE QUARTER ENDED MARCH 31, 2004                                          5

                   STATEMENTS OF CASH FLOWS FOR THE QUARTER ENDED

                 MARCH 31, 2004.                                                                                                                6

                   NOTES TO FINANCIAL STATEMENTS                                                                        8

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     9

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                                     11

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 11

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                                        11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         11

ITEM 5.    OTHER INFORMATION                                                                                                     11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                      11

SIGNATURE

DAWN CAPITAL CORP.

(A Development Stage Company)

BALANCE SHEET

(unaudited)

                                                                                  March 31, 2004                        December 31, 2003

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                        $                                                   $

ASSETS

CURRENT ASSETS

                Cash                                                                                 692                                                  1,817

---------------------------------------------------------------------------------------------------------------------------------

LONG TERM

                Incorporation and start up costs

                                                                                                        0                                                                       2,082

                                                                                                          692                                                   3,899

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

                Accounts Payable                                                                 0                                                   732

Contingencies (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

                Capital Stock

                Common Stock, par value of $.001 each

                100,000,000 shares authorized

                4,524,000 issued and outstanding                                    4,524                                             4,524

                Deficit accumulated during development stage              (3,832)                                          (1357)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                               692                                                      3167

--------------------------------------------------------------------------------------------------------------------------------                                                                                                             692                                               3899

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these interim financial statements


DAWN CAPITAL CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                Three                                      Three

                                                                                                                Months                                  Months

                                                                                                                Ended                                     Ended

                                                                                                                March 31, 2004         March 31, 2003

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

GENERAL AND

ADMINISTRATIVE

EXPENSES

Bank Charges                                                                      $                  30                          $                    23

Accounting and filing costs                                                                       0                                               732

---------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE

PERIOD                                                                                 $             30                           $                     755

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

BASIC NET LOSS

PER SHARE                                                                      $               0.00                         $                     0.00

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE

COMMON SHARES

OUTSTANDING                                                  4,524,000                                  4,524,000

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

(Unaudited)

                                                                                                Three                                      Three

                                                                                                Months                                  Months

                                                                                                Ended                                     Ended

                                                                                                March 31, 2004                 March 31, 2003

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING

ACTIVITIES

Net loss for the period                                                     $                <30>                     $                  <755>

Increase in accounts payable                                                                                                              <732>

--------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN

OPERATING ACTIVITIES                                                                <30>                                         <23>

---------------------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                                              0                                             0

---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM

FINANCING ACTIVITIES                                                                            0                                                          0

---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS

FROM FINANCING ACTIVITES                                                                0                                            0

INCREASE (DECREASE)

IN CASH                                                                                             <30>                                           <23>

CASH, BEGINNING OF

PERIOD                                                                                                 722                                          1840

---------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                    $                             692                                          1,817

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

NOTE 3- RELATED PARTY TRANSACTIONS

Gerry Racicot, a director has provided a cash advance totaling $1,049 at June 30, 2002. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

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

For the three months ended March 31, 2004 the Registrant incurred bank charges of $30 (March 31, 2003 – $23).

For the three months ended March 31, 2004 the Registrant had a net loss of $30 or 0.00 cents per share (March 31, 2003 - $755).

Liquidity and Capital Resources

During the three months ended March 31, 2004 the Registrant used $0 in cash for investing activities.  As at March 31, 2004 the Registrant had $692 cash in the bank (December 31, 2003 - $1,817).

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

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Reports on Form 8-K.  The Registrant did not file any reports on Form 8-K during the quarterly                 period ended March 31, 2004.

(b)           Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.


EXHIBIT INDEX

Number                                                                  Exhibit Description

Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-QSB filed on July 16, 2002).

By-Laws of the Corporation (incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed on July 16, 2002).

3.3           Articles of the Corporation (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-QSB filed on July 16, 2002).

31            Section 302 certifications

32            Section 906 certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                DAWN CAPITAL CORP.

Dated: May 15th, 2004                                        By:  /s/ Gerry Racicot,

                                                                                                Gerry Racicot, President, CEO and Director

Dated: May 15th, 2004                                               /s/ Keith Attoe

Keith Attoe, Treasurer, Chief Financial Officer, Principal Accounting Officer and Director

FORM OF OFFICER'S CERTIFICATE

PURSUANT TO SECTION 302

______________________________

  The undersigned Chief Financial Officer and Principal Accounting Officer  of Dawn Capital Corp., hereby certifies that: Dawn Capital Corp., hereby certifies that:

      1.   I have reviewed this quarterly report on Form 10-QSB;

      2.    based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.    based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

      4.    The company’s other certifying officers and I are responsible for establishing and maintaining “disclosure controls and procedures “ (as defined in Exchange Act Rules 13a –14 and 15d-14) for the company and have:

            a.    designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b.   evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”; and

            c.   presented in this quarterly report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

      5.    The Company’s other certifying officers and I have disclosed based on our most recent evaluation, to the company’s auditors and to the audit committee of the board of directors  (or persons fulfilling the equivalent function):

            a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the company’s ability to record, process, summarize and report financial data and have identified for the company’s auditors any material weaknesses in internal controls; and

            b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the compan’s internal controls; and

       6.   The company’s other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       May 15th, 2004

                                                                                                             /s/ Gerry Racicot

                                                                                                Gerry Racicot

                                                                                                            President, CEO and Director

FORM OF OFFICER'S CERTIFICATE

FORM OF OFFICER'S CERTIFICATE

PURSUANT TO SECTION 302

______________________________

      The undersigned Chief Financial Officer and Principal Accounting Officer  of Dawn Capital Corp., hereby certifies that:

      1.   I have reviewed this quarterly report on Form 10-QSB;

      2.    based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.    based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

      4.    The company’s other certifying officers and I are responsible for establishing and maintaining “disclosure controls and procedures “ (as defined in Exchange Act Rules 13a –14 and 15d-14) for the company and have:

            a.    designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b.   evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”; and

            c.   presented in this quarterly report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

      5.    The Company’s other certifying officers and I have disclosed based on our most recent evaluation, to the company’s auditors and to the audit committee of the board of directors  (or persons fulfilling the equivalent function):

            a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the company’s ability to record, process, summarize and report financial data and have identified for the company’s auditors any material weaknesses in internal controls; and

            b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the compan’s internal controls; and

      6.   The company’s other certifying officers and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       May 15th, 2004

                                                                                                 /s/ Keith Attoe

                                                                             Keith Attoe, Treasurer, Chief Financial Officer, Principal                                                                                                       Accounting Officer and Director