Form 10QSB
period 2004-06-30
DAWN CAPITAL CORP
filed 2004-08-16
CIK 1177237

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No

As of June 30, 2004, the Registrant had 4,524,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ( ) No (x)


TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                  PAGE

ITEM 1.   FINANCIAL STATEMENTS

                 BALANCE SHEET AS OF JUNE 30, 2004                                                                  4

                   INTERIM STATEMENTS OF OPERATIONS AND ACCUMULATED

                   DEFICIT FOR THE QUARTER ENDED JUNE 30, 2004                                          5

                   STATEMENTS OF CASH FLOWS FOR THE QUARTER ENDED

                 JUNE 30, 2004.                                                                                                                6

                   NOTES TO FINANCIAL STATEMENTS                                                                        8

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     9

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                                     11

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 11

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                                        11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         11

ITEM 5.    OTHER INFORMATION                                                                                                     11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                      11

SIGNATURE

DAWN CAPITAL CORP.

(A Development Stage Company)

BALANCE SHEET

(unaudited)

                                                                                  June 30, 2004                        December 31, 2003

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                        $                                                   $

ASSETS

CURRENT ASSETS

                Cash                                                                                 204                                                  1,817

---------------------------------------------------------------------------------------------------------------------------------

LONG TERM

                Incorporation and start up costs

                                                                                                        0                                                                       2,082

                                                                                                          204                                                   3,899

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

                Accounts Payable                                                                 485                                                   732

Contingencies (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

                Capital Stock

                Common Stock, par value of $.001 each

                100,000,000 shares authorized

                4,524,000 issued and outstanding                                    4,524                                             4,524

                Deficit accumulated during development stage              (4,805)                                          (1,357)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                            <281>                                                     3167

--------------------------------------------------------------------------------------------------------------------------------                                                                                                             204                                               3899

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these interim financial statements


DAWN CAPITAL CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                                Three                                      Three

                                                                                                                Months                                  Months

                                                                                                                Ended                                     Ended

                                                                                                                June 30, 2004               June 30, 2003

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

GENERAL AND

ADMINISTRATIVE

EXPENSES

Bank Charges                                                                      $                  60                          $                    30

Accounting and filing costs                                                                  913                                               658

---------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE

PERIOD                                                                                 $             973                           $                  688

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

BASIC NET LOSS

PER SHARE                                                                      $               0.00                         $                     0.00

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

(Unaudited)

                                                                                                Three                                      Three

                                                                                                Months                                  Months

                                                                                                Ended                                     Ended

                                                                                                June 30, 2004                 June 30, 2003

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING

ACTIVITIES

Net loss for the period                                                     $                <973>                     $                 <688>

Increase in accounts payable                                                          485                                                     0

--------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN

OPERATING ACTIVITIES                                                                <488>                                         <688>

---------------------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                                              0                                             0

---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM

FINANCING ACTIVITIES                                                                            0                                                          0

---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS

FROM FINANCING ACTIVITES                                                                0                                            0

INCREASE (DECREASE)

IN CASH                                                                                             <488>                                       <688>

CASH, BEGINNING OF

PERIOD                                                                                                 692                                          1745

---------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                    $                             204                                          1,057

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

For the three months ended June 30, 2004 the Registrant incurred bank charges of $60 (June 30, 2003 – $30).

For the three months ended June 30, 2004 the Registrant had a net loss of $973 or 0.00 cents per share (June 30, 2003 - $688).

Liquidity and Capital Resources

During the three months ended June 30, 2004 the Registrant used $0 in cash for investing activities.  As at June 30, 2004 the Registrant had $204 cash in the bank (December 31, 2003 - $1,817).

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

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Reports on Form 8-K.  The Registrant did not file any reports on Form 8-K during the quarterly                 period ended June 30, 2004.

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

                                                                                                DAWN CAPITAL CORP.

Dated: August 13th, 2004                                                By:  /s/ Gerry Racicot,

                                                                                                Gerry Racicot, President, CEO and Director

Dated: August 13th, 2004                                                       /s/ Keith Attoe

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

Date:       August 13th, 2004

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

Date:       August 13th, 2004

                                                                                                 /s/ Keith Attoe

                                                                             Keith Attoe, Treasurer, Chief Financial Officer, Principal                                                                                                       Accounting Officer and Director