Form 10QSB
period 2004-09-30
DAWN CAPITAL CORP
filed 2004-11-12
CIK 1177237

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No

As of September 30, 2004, the Registrant had 4,524,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ( ) No (x)


TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION                                                                                                  PAGE

ITEM 1.   FINANCIAL STATEMENTS

                 BALANCE SHEET AS OF SEPTEMBER 30, 2004                                                        4

                   INTERIM STATEMENTS OF OPERATIONS AND ACCUMULATED

                   DEFICIT FOR THE QUARTER ENDED SEPTEMBER 30, 2004                                          5

                   STATEMENTS OF CASH FLOWS FOR THE QUARTER ENDED

                 SEPTEMBER 30, 2004.                                                                                                                6

                   NOTES TO FINANCIAL STATEMENTS                                                                        8

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     9

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                                     11

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 11

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                                        11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         11

ITEM 5.    OTHER INFORMATION                                                                                                     11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                      11

SIGNATURE

DAWN CAPITAL CORP.

(A Development Stage Company)

BALANCE SHEET

(unaudited)

                                                                                  September 30, 2004                        December 31, 2003

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                        $                                                   $

ASSETS

CURRENT ASSETS

                Cash                                                                                 174                                                  1,817

---------------------------------------------------------------------------------------------------------------------------------

LONG TERM

                Incorporation and start up costs

                                                                                                        0                                                                       2,082

                                                                                                         174                                                   3,899

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

Contingencies (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

                Capital Stock

                Common Stock, par value of $.001 each

                100,000,000 shares authorized

                4,524,000 issued and outstanding                                    4,524                                             4,524

                Deficit accumulated during development stage              (4,835)                                          (1,357)

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                            <311>                                                     3167

--------------------------------------------------------------------------------------------------------------------------------                                                                                                             174                                               3899

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these interim financial statements


DAWN CAPITAL CORP.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                            Three                                      Three

                                                                                             Months                                  Months

                                                                                             Ended                                     Ended

                                                                                              September 30, 2004               September 30, 2003

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

GENERAL AND

ADMINISTRATIVE

EXPENSES

Bank Charges                                                                      $                  30                          $                    30

---------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE

PERIOD                                                                                 $             30                           $                  30

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

BASIC NET LOSS

PER SHARE                                                                      $               0.00                         $                     0.00

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

(Unaudited)

                                                                                                Three                                      Three

                                                                                                Months                                  Months

                                                                                                Ended                                     Ended

                                                                                                September 30, 2004            September 30, 2003

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING

ACTIVITIES

Net loss for the period                                                     $                <30>                     $                 <30>

--------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN

OPERATING ACTIVITIES                                                                <30>                                         <30>

---------------------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                                              0                                             0

---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM

FINANCING ACTIVITIES                                                                            0                                                          0

---------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS

FROM FINANCING ACTIVITES                                                                0                                            0

INCREASE (DECREASE)

IN CASH                                                                                             <30>                                       <30>

CASH, BEGINNING OF

PERIOD                                                                                                 204                                         1,057

---------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                    $                             174                                          1,027

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

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 2003.  There has been no change to our accounting policies since that time.

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

For the three months ended September 30, 2004 the Registrant incurred bank charges of $30 (September 30, 2003 – $30).

For the three months ended September 30, 2004 the Registrant had a net loss of $30 or 0.00 cents per share (September 30, 2003 - $30).

Liquidity and Capital Resources

During the three months ended September 30, 2004 the Registrant used $0 in cash for investing activities.  As at September 30, 2004 the Registrant had $174 cash in the bank (December 31, 2003 - $1,817).

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

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Reports on Form 8-K.  The Registrant did not file any reports on Form 8-K during the quarterly                 period ended September 30, 2004.

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

                                                                                                DAWN CAPITAL CORP.

Dated: November 11th, 2004                                              By:  /s/ Gerry Racicot,

                                                                                                Gerry Racicot, President, CEO and Director

Dated: November 11th, 2004                                              /s/ Keith Attoe

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

Date:                November 11th, 2004

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

Date:                November 11th, 2004

                                                                                                 /s/ Keith Attoe

                                                                             Keith Attoe, Treasurer, Chief Financial Officer, Principal                                                                                                       Accounting Officer and Director